Form 10-Q
period 2026-06-30
Insight Digital Partners II
filed 2026-08-11
CIK 2079292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 10, 2026, there were an aggregate of 23,000,000 ordinary shares of the registrant issued and outstanding, consisting of 17,250,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share.

INSIGHT DIGITAL PARTNERS II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INSIGHT DIGITAL PARTNERS II

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash	$787,476	$1,247,831
Due from Sponsor	3,961	3,961
Prepaid expenses	108,500	66,000
Total current assets	899,937	1,317,792
Long term prepaid insurance	13,567	46,567
Cash and investments held in Trust Account	176,753,636	173,659,928
Total Assets	$177,667,140	$175,024,287

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities
Accrued offering costs	$75,000	$77,174
Accrued expenses	21,983	39,951
Total current liabilities	96,983	117,125
Deferred underwriting fee	6,900,000	6,900,000
Total Liabilities	6,996,983	7,017,125

Commitments and Contingencies (Note 6)
Class A Ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares at redemption value of $10.25 and $10.07 per share as of June 30, 2026 and December 31, 2025, respectively	176,753,636	173,659,928

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(6,084,054)	(5,653,341)
Total Shareholders’ Deficit	(6,083,479)	(5,652,766)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$177,667,140	$175,024,287

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT DIGITAL PARTNERS II

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	For The Three Months Ended June 30, 2026	For The Six Months Ended June 30, 2026
General and administrative costs	$178,985	$430,713
Loss from operations	(178,985)	(430,713)

Other income:
Interest earned on cash and investments held in Trust Account	1,582,012	3,093,708
Total other income	1,582,012	3,093,708

Net income	$1,403,027	$2,662,995

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,250,000	17,250,000

Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.12

Basic and diluted weighted average Class B Ordinary Shares outstanding	5,750,000	5,750,000

Basic and diluted net income per Class B Ordinary Shares	$0.06	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT DIGITAL PARTNERS II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	5,750,000	$575	$—	$(5,653,341)	$(5,652,766)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,511,696)	(1,511,696)

Net income	—	—	—	—	—	1,259,968	1,259,968

Balance – March 31, 2026 (Unaudited)	—	—	5,750,000	575	—	(5,905,069)	(5,904,494)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,582,012)	(1,582,012)

Net income	—	—	—	—	—	1,403,027	1,403,027

Balance – June 30, 2026 (Unaudited)	—	$—	5,750,000	$575	$—	$(6,084,054)	$(6,083,479)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT DIGITAL PARTNERS II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,662,995
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(3,093,708)
Changes in operating assets and liabilities:
Prepaid expenses	(9,500)
Accrued offering costs	(2,174)
Accrued expenses	(17,968)
Net cash used in operating activities	(460,355)

Net Change in Cash	(460,355)
Cash – Beginning of period	1,247,831
Cash – End of period	$787,476

 The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT DIGITAL PARTNERS II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from July 11, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering became effective on October 28, 2025. On October 30, 2025, the Company consummated the Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), which included the exercise by Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (“the underwriter” or the “representative”, as applicable) of its over-allotment option in full of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,450,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, in a private placement to Insight Digital Partners Sponsor LLC (the “Sponsor”) and the underwriter, generating gross proceeds of $5,450,000. Of those 5,450,000 Private Placement Warrants, the Sponsor purchased 3,725,000 Private Placement Warrants and the underwriter purchased 1,725,000 Private Placement Warrants. Each whole Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, terms and limitations as described herein. The Private Placement Warrants will become exercisable 30 days after the completion of the initial Business Combination.

Transaction costs amounted to $10,861,223, consisting of a $3,450,000 of cash underwriting fees, $6,900,000 of deferred underwriting fees, and $511,223 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target company or otherwise acquires a controlling interest in the target company sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Following the closing of the Initial Public Offering on October 30, 2025, an amount of $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. These proceeds are invested until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination.

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

INSIGHT DIGITAL PARTNERS II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor, officers and directors (collectively, the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Business Combination or don’t vote at all.

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

The Initial Shareholders have agreed to waive redemption rights with respect to their Founder Shares and any Public Shares they may have acquired during or after the Initial Public Offering in connection with the completion of Business Combination, except that Public Shares held by the Initial Shareholders will be subject to mandatory redemption upon any diminution of the Trust Account in connection with an extension, and such shares will be entitled to redemption at a price equal to the per share redemption value then held in the Trust Account in connection therewith.

The Company will have until 24 months from the closing of the Initial Public Offering to complete a Business Combination; however, if the Company anticipates that it may not be able to consummate a Business Combination within such period, the Company may, but is not obligated to, by resolution of the board if requested by the Initial Shareholders, extend the period of time to consummate a Business Combination (the “Completion Window”). The Company may seek shareholder approval to further amend the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of taxes paid or payable), divided by the number of then issued and outstanding Public Shares, subject to applicable law.

There is no limit on the number or length of extensions that the Company may seek; however, the Company does not expect to extend the time period to consummate the initial Business Combination beyond 36 months from the closing of the Initial Public Offering. If the Company determines not to, is unable to extend or fails to obtain shareholder approval to extend the Completion Window, the Initial Shareholders will lose their entire investment in the Founder Shares and the Company’s Private Placement Warrants, except to the extent they entitle the holders thereof to receive liquidating distributions from assets outside the Trust Account.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduces the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, in each case less taxes payable and up to $100,000 of interest to pay liquidation expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Liquidity, Capital Resources and Going Concern

At June 30, 2026, the Company had $787,476 in cash and working capital of $802,954.

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

INSIGHT DIGITAL PARTNERS II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from July 11, 2025 (inception) to December 31, 2025, as filed with the SEC on March 13, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as operating expenses.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $787,476 and $1,247,831 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

INSIGHT DIGITAL PARTNERS II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Cash and Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $176,753,636 and $173,659,928, respectively. The monies in the Trust Account are primarily invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination (see Note 1).

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands, and accordingly, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of OBBBA. However, none of the tax provisions are expected to have a significant impact on the Company’s unaudited condensed financial statements.

INSIGHT DIGITAL PARTNERS II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(4,597,125)
Public Share issuance cost	(10,556,532)
Plus:
Accretion to redemption amount	16,313,585
Class A ordinary shares subject to possible redemption, December 31, 2025	173,659,928
Plus:
Accretion to redemption amount	1,511,696
Class A ordinary shares subject to possible redemption, March 31, 2026	175,171,624
Plus:
Accretion to redemption amount	1,582,012
Class A ordinary shares subject to possible redemption, June 30, 2026	$176,753,636

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B Ordinary Shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,052,270	$350,757	$1,997,246	$665,749
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	5,750,000	17,250,000	5,750,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.12	$0.12

INSIGHT DIGITAL PARTNERS II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The warrants are not precluded from equity classification and were accounted for as such on the date of issuance and each condensed balance sheet date thereafter. There are 8,625,000 Public Warrants (as defined below) and 5,450,000 Private Placement Warrants currently outstanding as of June 30, 2026 and December 31, 2025.

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

In November 2024, the FASB issued ASU 2024-03 – “Disaggregation of Income Statement Expenses”. The new standard requires public business entities to disclose additional information about their expenses in the notes to financial statements. This standard is effective for the annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company does not believe that adoption of the new standard will have a material impact on its financial statements.

Other than as described above, the Company doesn’t believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the closing of the Initial Public Offering on October 30, 2025, the Company sold 17,250,000 Units, including 2,250,000 Units for the close of the underwriter’s over-allotment option in full, at a purchase price of $10.00 per Unit, generating gross proceeds of $172,500,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

INSIGHT DIGITAL PARTNERS II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 17, 2025, the Sponsor was issued 5,750,000 Class B Ordinary Shares (the “Founder Shares”) for an aggregate price of $25,000 to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 750,000 Class B Ordinary Shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Initial Shareholders would own, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Shareholders did not purchase any Public Shares in the Initial Public Offering). On October 30, 2025, the underwriter exercised its over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result, 750,000 Founder Shares are no longer subject to forfeiture by the Sponsor.

On July 30, 2025, the Sponsor transferred an aggregate of 210,000 Founder Shares to the Company’s independent directors and certain officers of the Company, including the Company’s Chief Financial Officer. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The issuance of the Founder Shares to the Company’s independent directors and certain of its officers, including its Chief Financial Officer, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The total fair value of the 210,000 Founder Shares represented by such membership interests assigned to the holders of such interests on July 30, 2025 was $963,900 or $4.59 per share. The Company established the initial fair value of the transferred Founder Shares on July 30, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team. The membership interests were assigned subject to a performance condition (i.e., providing services through an initial Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of June 30, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Class A ordinary shares included in the Units, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights, (iii) the Initial Shareholders have entered into a letter agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (1) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account and (D) vote the Founder Shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of the initial Business Combination (including any proposals recommended by the Company’s board of directors in connection with such Business Combination) (except with respect to any Public Shares which may not be voted in favor of approving the Business Combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto), (iv) the Founder Shares are automatically convertible into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the Company’s initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Memorandum and Articles of Association, and (v) prior to the closing of the Company’s initial Business Combination, only holders of Class B Ordinary Shares will be entitled to vote on the appointment and removal of directors or continuing in a jurisdiction outside the Cayman Islands (including any special resolution required to further amend the Amended and Restated Memorandum and Articles of Association or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

INSIGHT DIGITAL PARTNERS II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the IPO and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the IPO (including any Class A ordinary shares issued pursuant to the underwriter’s over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor and the underwriter), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Company’s initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

Promissory Note — Related Party

On July 17, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2025 or the date on which the Company consummated the Initial Public Offering of its securities. On October 30, 2025, the Company had borrowed $140,000 under the Promissory Note, which was fully settled on November 4, 2025, subsequent to the closing of the Initial Public Offering. Borrowing against the Promissory Note is no longer available.

Share Subscription Receivable

On October 30, 2025, in connection with the sale of the Private Placement Warrants, the Sponsor should have deposited the net proceeds of $1,618,000 into the Company’s bank account. This was still being held at the Sponsor’s bank account at the Initial Public Offering date hence, the Company has accounted for the amount due as a share subscription receivable within equity. On November 4, 2025, the Company has received the share subscription receivable from the Sponsor subsequent to the closing of the Initial Public Offering. No share subscription receivable was outstanding as of June 30, 2026 and December 31, 2025.

Administrative Services and Indemnification Agreement

The Sponsor has agreed, commencing on October 28, 2025, the effective date of the registration statement for the Initial Public Offering, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor up to $30,000 per month for these services during the 24-month period to complete a Business Combination. For the three and six months ended June 30, 2026, the Company incurred and paid $90,000 and $180,000 in administrative service fees, respectively.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $10.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no working capital loans as of June 30, 2026 and December 31, 2025.

INSIGHT DIGITAL PARTNERS II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Registration Rights Agreement

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of Initial Public Offering and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans, have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement by and among the Company, each of the Initial Shareholders and the underwriter.

Pursuant to the registration rights agreement, the Company is obligated to register the 12,700,000 Class A ordinary shares and 6,950,000 warrants. The number of Class A ordinary shares includes (i) 5,750,000 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 5,450,000 Class A ordinary shares underlying the Private Placement Warrants and (iii) 1,500,000 Class A ordinary shares underlying the Private Placement Warrants issued upon conversion of working capital loans. The number of warrants includes the 5,450,000 Private Placement Warrants and 1,500,000 Private Placement Warrants issued upon the conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company bears the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Pursuant to the underwriting agreement dated October 28, 2025, the Initial Shareholders have agreed that, for a period of 180 days from the date of the prospectus for the IPO, will not, without the prior written consent of the representative, offer, sell, contract to sell, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any Units, warrants, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any Units, ordinary shares, Founder Shares or warrants, subject to certain exceptions. The representative in its discretion may release any of the securities subject to these lock-up agreements at any time without notice, other than in the case of the officers and directors, which shall be with notice. The Initial Shareholders are also subject to separate transfer restrictions on their Founder Shares and, in the case of the Sponsor, the Private Placement Warrants, pursuant to the letter agreement described herein.

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

INSIGHT DIGITAL PARTNERS II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued and outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. Holders of the Company’s Class B Ordinary Shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 5,750,000 Class B Ordinary Shares outstanding. Of the 5,750,000 Class B Ordinary Shares outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On October 30, 2025, the underwriter exercised its over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result, 750,000 Founder Shares are no longer subject to forfeiture by the Sponsor.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Prior to the closing of the initial Business Combination, only holders of Class B Ordinary Shares (i) will have the right to appoint and remove directors prior to or in connection with the completion of the initial Business Combination and (ii) will be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to further amend the Amended and Restated Memorandum and Articles of Association or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

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

Warrants — As of June 30, 2026 and December 31, 2025, there were 14,075,000 warrants outstanding, including 8,625,000 Public Warrants and 5,450,000 Private Placement Warrants. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade.

The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

INSIGHT DIGITAL PARTNERS II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the IPO or a new registration statement covering the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Once the warrants become exercisable, the Company may call the warrants for redemption for cash:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described in the registration statement for the IPO) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

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

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$176,752,721	$173,659,032

The amount of cash and investments held in Trust Account presented in the Company’s balance sheets also included amounts of cash of $915 and $896, as of June 30, 2026, and December 31, 2025, respectively.

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

INSIGHT DIGITAL PARTNERS II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

	June 30, 2026	December 31, 2025
Cash	$787,476	$1,247,831
Cash and investments held in Trust Account	$176,753,636	$173,659,928

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$178,985	$430,713
Interest earned on cash held in Trust Account	$1,582,012	$3,093,708

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to CODM on a regular basis. Funds invested in the Trust Account represent the predominant portion of the Company’s total assets and are monitored by the CODM to determine the most effective strategy of investment with the Trust Account funds, while maintaining compliance with the trust agreement.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period from July 11, 2025 (inception) to December 31, 2025, filed with the SEC on March 13, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We expect to continue to incur significant costs in the pursuit of our Business Combination. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 11, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $1,403,027, which consists of interest earned on cash and investments held in the Trust Account of $1,582,012, partially offset by general and administrative costs of $178,985.

For the six months ended June 30, 2026, we had net income of $2,662,995, which consists of interest earned on cash and investments held in the Trust Account of $3,093,708, partially offset by general and administrative costs of $430,713.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, we had $787,476 in cash and a working capital surplus of $802,954.

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

For the six months ended June 30, 2026, net cash used in operating activities was $460,355. Net income of $2,662,995, interest earned on cash held in the Trust Account of $3,093,708 and changes in operating assets and liabilities used $29,642 of cash for operating activities.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Registration Rights Agreement

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of IPO and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans, have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement by and among the Company, each of the Initial Shareholders and the underwriter.

Critical Accounting Estimates

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2026, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of our balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Recent Accounting Standards

In December 2023 FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which amends ASC 740, “Income Taxes”, to improve the transparency and decision usefulness of income tax disclosures for all entities subject to income taxes for the fiscal years beginning after December 31, 2026. We evaluated requirements for the new standard and determined that they are not applicable as it is not subject to income taxation.

In November 2024, the FASB issued ASU 2024-03 – “Disaggregation of Income Statement Expenses”. The new standard requires public business entities to disclose additional information about their expenses in the notes to financial statements. This standard is effective for the annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. We do not believe that adoption of the new standard will have a material impact on its financial statements.

We do not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2025, filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC, other than inclusion of the going concern considerations for the current period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

INSIGHT DIGITAL PARTNERS II

Date: August 10, 2026	By:	/s/ Michael Singer
	Name:	Michael Singer
	Title:	Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Glenn Worman
	Name:	Glenn Worman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)