Form 10-Q
period 2026-09-30
Insight Digital Partners II
filed 2026-11-09
CIK 2079292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 9, 2026, there were an aggregate of 23,000,000 ordinary shares of the registrant issued and outstanding, consisting of 17,250,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share.

INSIGHT DIGITAL PARTNERS II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Nine Months ended September 30, 2026 and for the Period from July 11, 2025 (Inception) Through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months ended September 30, 2026 and for the Period from July 11, 2025 (Inception) Through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months ended September 30, 2026 and for the Period from July 11, 2025 (Inception) Through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INSIGHT DIGITAL PARTNERS II

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current Assets
Cash	$661,941	$1,247,831
Due from Sponsor	3,961	3,961
Prepaid expenses	84,317	66,000
Total Current Assets	750,219	1,317,792
Long-term prepaid insurance	—	46,567
Cash and investments held in Trust Account	178,365,121	173,659,928
Total Assets	$179,115,340	$175,024,287

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities
Accrued offering costs	$75,000	$77,174
Accrued expenses	22,366	39,951
Total Current Liabilities	97,366	117,125
Deferred underwriting fee	6,900,000	6,900,000
Total Liabilities	6,997,366	7,017,125

Commitments and Contingencies (Note 6)
Class A Ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares at redemption value of $10.34 and $10.07 per share as of September 30, 2026 and December 31, 2025, respectively	178,365,121	173,659,928

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(6,247,722)	(5,653,341)
Total Shareholders’ Deficit	(6,247,147)	(5,652,766)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$179,115,340	$175,024,287

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT DIGITAL PARTNERS II

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND FOR THE PERIOD FROM JULY 11, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from July 11, 2025 (Inception) Through September 30, 2025
General and administrative costs	$163,668	$594,381	$51,521
Loss from operations	(163,668)	(594,381)	(51,521)

Other income:
Interest earned on cash and investments held in Trust Account	1,611,485	4,705,193	—
Total other income	1,611,485	4,705,193	—

Net income (loss)	$1,447,817	$4,110,812	$(51,521)

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	17,250,000	17,250,000	—

Basic and diluted net income per share, Class A Ordinary Shares	$0.06	$0.18	$—

Basic and diluted weighted average Class B Ordinary Shares outstanding	5,750,000	5,750,000	5,000,000 (1)

Basic and diluted net income (loss) per Class B Ordinary Shares	$0.06	$0.18	$(0.01)

(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture to the extent that the over-allotment option was not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT DIGITAL PARTNERS II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	5,750,000	$575	$—	$(5,653,341)	$(5,652,766)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,511,696)	(1,511,696)

Net income	—	—	—	—	—	1,259,968	1,259,968

Balance – March 31, 2026 (Unaudited)	—	—	5,750,000	575	—	(5,905,069)	(5,904,494)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,582,012)	(1,582,012)

Net income	—	—	—	—	—	1,403,027	1,403,027

Balance – June 30, 2026 (Unaudited)	—	—	5,750,000	575	—	(6,084,054)	(6,083,479)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,611,485)	(1,611,485)

Net income	—	—	—	—	—	1,447,817	1,447,817

Balance – September 30, 2026 (Unaudited)	—	$—	5,750,000	$575	$—	$(6,247,722)	$(6,247,147)

FOR THE PERIOD FROM JULY 11, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – July 11, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Initial Shareholders(1)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(51,521)	(51,521)

Balance – September 30, 2025 (Unaudited)	—	$—	5,750,000	$575	$24,425	$(51,521)	$(26,521)

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture to the extent that the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). On October 30, 2025, the underwriter exercised the over-allotment option in full; as a result, these shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT DIGITAL PARTNERS II

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND FOR THE PERIOD FROM JULY 11, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from July 11, 2025 (Inception) Through September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$4,110,812	$(51,521)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(4,705,193)	—
Changes in operating assets and liabilities:
Prepaid expenses	28,250	—
Accrued expenses	(17,585)	8,481
Net cash used in operating activities	(583,716)	(43,040)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	140,000
Payment of offering costs	(2,174)	(93,749)
Net cash (used in) provided by financing activities	(2,174)	46,251

Net Change in Cash	(585,890)	3,211
Cash – Beginning of period	1,247,831	—
Cash – End of period	$661,941	$3,211

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$107,094
Deferred offering costs paid by Initial Shareholders in exchange for issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT DIGITAL PARTNERS II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from July 11, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering became effective on October 28, 2025. On October 30, 2025, the Company consummated the Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), which included the exercise by Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (the “underwriter” or the “representative”, as applicable) of its over-allotment option in full of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,450,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, in a private placement to Insight Digital Partners Sponsor LLC (the “Sponsor”) and the underwriter, generating gross proceeds of $5,450,000. Of those 5,450,000 Private Placement Warrants, the Sponsor purchased 3,725,000 Private Placement Warrants and the underwriter purchased 1,725,000 Private Placement Warrants. Each whole Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, terms and limitations as described herein. The Private Placement Warrants will become exercisable 30 days after the completion of the initial Business Combination.

Transaction costs amounted to $10,861,223, consisting of $3,450,000 of cash underwriting fees, $6,900,000 of deferred underwriting fees, and $511,223 of other offering costs.

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

INSIGHT DIGITAL PARTNERS II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor, officers and directors (collectively, the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Business Combination or do not vote.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Initial Shareholders have agreed to waive redemption rights with respect to their Founder Shares and any Public Shares they may have acquired during or after the Initial Public Offering in connection with the completion of a Business Combination, except that Public Shares held by the Initial Shareholders will be subject to mandatory redemption upon any diminution of the Trust Account in connection with an extension, and such shares will be entitled to redemption at a price equal to the per share redemption value then held in the Trust Account in connection therewith.

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

Liquidity, Capital Resources and Going Concern

At September 30, 2026, the Company had $661,941 in cash and working capital of $652,853.

In connection with the Company’s assessment of going concern in accordance with FASB ASC 205-40, Presentation of Financial Statements - Going Concern, the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Initial Business Combination. Such potential liquidity shortfall raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company has until October 30, 2027 (or such later date as the Completion Window may be extended) to consummate a Business Combination. If a Business Combination is not consummated by this date and the Completion Window is not extended, there will be a mandatory liquidation of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension not be approved, also raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 30, 2027. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INSIGHT DIGITAL PARTNERS II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from July 11, 2025 (inception) to December 31, 2025, as filed with the SEC on March 13, 2026. The interim results for the three and nine months ended September 30, 2026 and for the period from July 11, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $661,941 and $1,247,831 in cash held outside the Trust Account and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

INSIGHT DIGITAL PARTNERS II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Cash and Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account amounted to $178,365,121 and $173,659,928, respectively. The monies in the Trust Account are primarily invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination (see Note 1).

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, Debt with Conversion and Other Options, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, pro rata, allocating the Initial Public Offering proceeds to the assigned value of the warrants and to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements. Since the Company was incorporated on July 11, 2025, the evaluation was performed for the 2025 and 2026 tax years, which will be the only periods subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands, and accordingly, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act. ASC 740, Income Taxes, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The tax provisions of the new law did not have a significant impact on the Company’s unaudited condensed financial statements.

INSIGHT DIGITAL PARTNERS II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(4,597,125)
Public Share issuance cost	(10,556,532)
Plus:
Accretion to redemption amount	16,313,585
Class A ordinary shares subject to possible redemption, December 31, 2025	173,659,928
Plus:
Accretion to redemption amount	1,511,696
Class A ordinary shares subject to possible redemption, March 31, 2026	175,171,624
Plus:
Accretion to redemption amount	1,582,012
Class A ordinary shares subject to possible redemption, June 30, 2026	176,753,636
Plus:
Accretion to redemption amount	1,611,485
Class A ordinary shares subject to possible redemption, September 30, 2026	$178,365,121

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B Ordinary Shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 14,075,000 Class A ordinary shares in the calculation of diluted net income (loss) per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,085,863	$361,954	$3,083,109	$1,027,703
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	5,750,000	17,250,000	5,750,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.18	$0.18

	For the Period from July 11, 2025 (Inception) Through September 30, 2025
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$—	$(51,521)
Denominator:
Basic and diluted weighted average shares outstanding(1)	—	5,000,000
Basic and diluted net loss per ordinary share	$—	$(0.01)

(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture to the extent that the over-allotment option was not exercised in full or in part by the underwriter (see Note 5).

INSIGHT DIGITAL PARTNERS II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The warrants are not precluded from equity classification and were accounted for as such on the date of issuance and each condensed balance sheet date thereafter. There are 8,625,000 Public Warrants (as defined below) and 5,450,000 Private Placement Warrants currently outstanding as of September 30, 2026 and December 31, 2025.

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. The fair value of share-based payments is determined using a valuation prepared by a third-party valuation specialist. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in general and administrative costs depending on the nature of the services provided in the unaudited condensed statement of operations.

Recent Accounting Standards

In December 2023 FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which amends ASC 740, Income Taxes, to improve the transparency and decision usefulness of income tax disclosures for all entities subject to income taxes for annual periods beginning after December 15, 2024 for public business entities and December 15, 2025 for all other entities. The Company evaluated requirements for the new standard and determined that they are not applicable as it is not subject to income taxation.

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

Other than as described above, the Company does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

SEPTEMBER 30, 2026

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

On July 30, 2025, the Sponsor transferred an aggregate of 210,000 Founder Shares to the Company’s independent directors and certain officers of the Company, including the Company’s Chief Financial Officer. These transfers were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The transfer of the Founder Shares to the Company’s independent directors and certain of its officers, including its Chief Financial Officer, is within the scope of FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The total fair value of the 210,000 Founder Shares represented by such membership interests assigned to the holders of such interests on July 30, 2025 was $963,900 or $4.59 per share. The Company established the initial fair value of the transferred Founder Shares on July 30, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team. The membership interests were assigned subject to a performance condition (i.e., providing services through an initial Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of September 30, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

SEPTEMBER 30, 2026

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

Due from Sponsor

As of September 30, 2026 and December 31, 2025, the Company had a receivable from the Sponsor of $3,961, which resulted from an overpayment to the Sponsor upon the settlement of the Promissory Note. The amount is presented as due from Sponsor on the accompanying condensed balance sheets.

Administrative Services Agreement

The Sponsor has agreed, commencing on October 28, 2025, the effective date of the registration statement for the Initial Public Offering, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor up to $30,000 per month for these services during the 24-month period to complete a Business Combination. For the three and nine months ended September 30, 2026, the Company incurred and paid $90,000 and $270,000 in administrative service fees, respectively. For the period from July 11, 2025 (inception) through September 30, 2025, the Company did not incur any fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no working capital loans as of September 30, 2026 and December 31, 2025.

INSIGHT DIGITAL PARTNERS II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Pursuant to the registration rights agreement, the Company is obligated to register the 12,700,000 Class A ordinary shares and 6,950,000 warrants. The number of Class A ordinary shares includes (i) 5,750,000 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 5,450,000 Class A ordinary shares underlying the Private Placement Warrants and (iii) 1,500,000 Class A ordinary shares underlying the Private Placement Warrants issued upon conversion of working capital loans. The number of warrants includes the 5,450,000 Private Placement Warrants and 1,500,000 Private Placement Warrants issued upon the conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company bears the expenses incurred in connection with the filing of any such registration statements.

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

INSIGHT DIGITAL PARTNERS II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued and outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. Holders of the Company’s Class B Ordinary Shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 5,750,000 Class B Ordinary Shares issued and outstanding. Of the 5,750,000 Class B Ordinary Shares issued and outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On October 30, 2025, the underwriter exercised its over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result, 750,000 Founder Shares are no longer subject to forfeiture by the Sponsor.

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

Warrants — As of September 30, 2026 and December 31, 2025, there were 14,075,000 warrants outstanding, including 8,625,000 Public Warrants and 5,450,000 Private Placement Warrants. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade.

The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

INSIGHT DIGITAL PARTNERS II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or saleable until 30 days after the completion of the initial Business Combination. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants.

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

SEPTEMBER 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$178,365,121	$173,659,032

The amount of cash and investments held in Trust Account presented in the Company’s condensed balance sheets also included amounts of cash of $0 and $896, as of September 30, 2026, and December 31, 2025, respectively.

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

SEPTEMBER 30, 2026

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

	September 30, 2026	December 31, 2025
Cash	$661,941	$1,247,831
Cash and investments held in Trust Account	$178,365,121	$173,659,928

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from July 11, 2025 (Inception) Through September 30, 2025
General and administrative costs	$163,668	$594,381	$51,521
Interest earned on cash and investments held in Trust Account	$1,611,485	$4,705,193	$—

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to CODM on a regular basis. Funds invested in the Trust Account represent the predominant portion of the Company’s total assets and are monitored by the CODM to determine the most effective strategy of investment with the Trust Account funds, while maintaining compliance with the trust agreement.

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

Overview

We are a blank check company incorporated in the Cayman Islands on July 11, 2025. We were formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We may pursue an initial Business Combination in any business or industry but we expect to target opportunities and companies that are in high-growth, high impact sectors that form the backbone of the digital economy including Payment Gateways, Stablecoin, Exchanges, Crypto Miners, Crypto Holding and Trading, High Performance Computing, Energy, and Crypto Treasury Strategy. We also have neither engaged in any operations nor generated any revenue to date.

We expect to continue to incur significant costs in the pursuit of our Business Combination. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 11, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,447,817, which consists of interest earned on cash and investments held in the Trust Account of $1,611,485, partially offset by general and administrative costs of $163,668.

For the nine months ended September 30, 2026, we had net income of $4,110,812, which consists of interest earned on cash and investments held in the Trust Account of $4,705,193, partially offset by general and administrative costs of $594,381.

For the period from July 11, 2025 (inception) through September 30, 2025, we had a net loss of $51,521, which consisted of general and administrative costs.

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, we had $661,941 in cash and a working capital surplus of $652,853.

In connection with our assessment of going concern in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statement - Going Concern”, we have determined that we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Initial Business Combination. Such potential liquidity shortfall raises substantial doubt about our ability to continue as a going concern. In addition, we have until October 30, 2027 (or such later date as the Completion Window may be extended) to consummate a Business Combination. If a Business Combination is not consummated by this date and the Completion Window is not extended, there will be a mandatory liquidation of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension not be approved, also raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 30, 2027.

For the nine months ended September 30, 2026, net cash used in operating activities was $583,716. Net income of $4,110,812 was affected by interest earned on cash and investments held in the Trust Account of $4,705,193 and changes in operating assets and liabilities provided $10,665 of cash for operating activities. Net cash used in financing activities was $2,174, consisting of the payment of offering costs.

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

We may need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

The underwriter was paid a cash underwriting discount of $0.20 per Unit sold in the IPO, or $3,450,000 in the aggregate, upon the closing of the IPO. In addition, the underwriter is entitled to a deferred fee of $0.40 per Unit, or $6,900,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, but such $0.40 per Unit shall be due to the underwriter solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions, including in connection with the consummation of the Company’s initial Business Combination, subject to the terms of the underwriting agreement.

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

Critical Accounting Policies

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2026, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of our balance sheet. We recognize changes in redemption value immediately as they occur and adjust the carrying value of the ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Recent Accounting Standards

In December 2023 FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which amends ASC 740, “Income Taxes”, to improve the transparency and decision usefulness of income tax disclosures for all entities subject to income taxes for annual periods beginning after December 15, 2024 for public business entities and December 15, 2025 for all other entities. We evaluated requirements for the new standard and determined that they are not applicable as we are not subject to income taxation.

In November 2024, the FASB issued ASU 2024-03 – “Disaggregation of Income Statement Expenses”. The new standard requires public business entities to disclose additional information about their expenses in the notes to financial statements. This standard is effective for the annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. We do not believe that adoption of the new standard will have a material impact on our financial statements.

We do not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT DIGITAL PARTNERS II

Date: November 9, 2026	By:	/s/ Michael Singer
	Name:	Michael Singer
	Title:	Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Glenn Worman
	Name:	Glenn Worman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)